Form 10-K
period 2013-12-31
FORD CREDIT FLOORPLAN MASTER OWNER TRUST A
filed 2014-03-24
CIK 1159408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number of issuing entity:   333-60756-04

Ford Credit Floorplan Master Owner Trust A

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-171922, 333-187623-02	Commission File Number of depositor: 333-171922-01, 333-187623-01

Ford Credit Floorplan Corporation (Exact name of depositor as specified in its charter)	Ford Credit Floorplan LLC (Exact name of depositor as specified in its charter)

Ford Motor Credit Company LLC

(Exact name of sponsor as specified in its charter)

Delaware	38-6787145
(State or Other Jurisdiction of Incorporation of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

c/o U.S. Bank Trust National Association 300 Delaware Ave., 9th Floor Wilmington, Delaware	19801
(Address of Principal Executive Offices of issuing entity)	(Zip Code)

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Floorplan Master Owner Trust A (“the Trust”).  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2013 and for the period from January 1, 2013 through December 31, 2013, which Reports on Assessment are attached as exhibits to this Form 10-K.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K.

Each of the Report on Assessment and the Attestation Report for BNYM identified material instances of noncompliance with the servicing criteria 1122(d)(3)(i)(A) and 1122(d)(3)(ii) as described in the related report.  BNYM has confirmed to the Trust that no material instances of noncompliance with applicable servicing criteria were discovered related to any asset-backed securities issued by the Trust that were part of the statistical sample used in preparing the Report on Assessment.  BNYM informed the Trust that it cannot provide any assurances that had an analysis been done of each and every transaction included in the platform, that additional material instances of noncompliance would not have been discovered, but that it has no reason, based on the sampling and analysis done, to believe that there were any material instances of noncompliance with applicable servicing criteria related to any asset backed securities issued by the Trust that were not part of the sampling procedures.

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

4.3

Series 2012-1 Indenture Supplement, dated as of February 1, 2012, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-171922-03, as filed with the Commission on February 17, 2012, which is incorporated herein by reference).

4.4

Series 2012-2 Indenture Supplement, dated as of February 1, 2012, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-171922-04, as filed with the Commission on February 17, 2012 , which is incorporated herein by reference).

4.5

Series 2012-4 Indenture Supplement, dated as of September 1, 2012, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-171922-05, as filed with the Commission on September 20, 2012 , which is incorporated herein by reference).

4.6

Series 2012-5 Indenture Supplement, dated as of September 1, 2012, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-171922-06, as filed with the Commission on September 20, 2012, which is incorporated herein by reference).

4.7

Series 2013-1 Indenture Supplement, dated as of January 1, 2013, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on January 28, 2013, which is incorporated herein by reference).

4.8

Series 2013-3 Indenture Supplement, dated as of June 1, 2013, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on June 19, 2013, which is incorporated herein by reference).

4.9

Series 2013-4 Indenture Supplement, dated as of June 1, 2013, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on June 19, 2013, which is incorporated herein by reference).

4.10

Series 2013-5 Indenture Supplement, dated as of September 1, 2013, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on September 18, 2013, which is incorporated herein by reference).

4.11

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

99.10

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

99.12

Series 2012-5 Account Control Agreement, dated as of September 1, 2012, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-171922-06, as filed with the Commission on September 20, 2012, which is incorporated herein by reference).

99.13

Series 2013-1 Account Control Agreement, dated as of January 1, 2013, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on January 28, 2013, which is incorporated herein by reference).

99.14

Series 2013-3 Account Control Agreement, dated as of June 1, 2013, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on June 19, 2013, which is incorporated herein by reference).

99.15

Series 2013-4 Account Control Agreement, dated as of June 1, 2013, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on June 19, 2013, which is incorporated herein by reference).

99.16

Series 2013-5 Account Control Agreement, dated as of September 1, 2013, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on September 18, 2013, which is incorporated herein by reference).

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

Dated: March 24, 2014

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

4.3

Series 2012-1 Indenture Supplement, dated as of February 1, 2012, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-171922-03, as filed with the Commission on February 17, 2012, which is incorporated herein by reference).

4.4

Series 2012-2 Indenture Supplement, dated as of February 1, 2012, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-171922-04, as filed with the Commission on February 17, 2012 , which is incorporated herein by reference).

4.5

Series 2012-4 Indenture Supplement, dated as of September 1, 2012, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-171922-05, as filed with the Commission on September 20, 2012, which is incorporated herein by reference).

4.6

Series 2012-5 Indenture Supplement, dated as of September 1, 2012, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-171922-06, as filed with the Commission on September 20, 2012, which is incorporated herein by reference).

4.7

Series 2013-1 Indenture Supplement, dated as of January 1, 2013, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333- 60756-04, as filed with the Commission on January 28, 2013, which is incorporated herein by reference).

4.8

Series 2013-3 Indenture Supplement, dated as of June 1, 2013, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333- 60756-04, as filed with the Commission on June 19, 2013, which is incorporated herein by reference).

4.9

Series 2013-4 Indenture Supplement, dated as of June 1, 2013, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333- 60756-04, as filed with the Commission on June 19, 2013, which is incorporated herein by reference).

4.10

Series 2013-5 Indenture Supplement, dated as of September 1, 2013, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333- 60756-04, as filed with the Commission on September 18, 2013, which is incorporated herein by reference).

4.11

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

99.10

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

99.12

Series 2012-5 Account Control Agreement, dated as of September 1, 2012, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-171922-06, as filed with the Commission on September 20, 2012, which is incorporated herein by reference).

99.13

Series 2013-1 Account Control Agreement, dated as of January 1, 2013, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on January 28, 2013, which is incorporated herein by reference).

99.14

Series 2013-3 Account Control Agreement, dated as of June 1, 2013, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on June 19, 2013, which is incorporated herein by reference).

99.15

Series 2013-4 Account Control Agreement, dated as of June 1, 2013, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on June 19, 2013, which is incorporated herein by reference).

99.16

Series 2013-5 Account Control Agreement, dated as of September 1, 2013, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on September 18, 2013, which is incorporated herein by reference).