Form 10-K
period 2014-12-31
FORD CREDIT FLOORPLAN MASTER OWNER TRUST A
filed 2015-03-23
CIK 1159408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2014

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Floorplan Master Owner Trust A (“the Trust”).  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2014 and for the period from January 1, 2014 through December 31, 2014, which Reports on Assessment are attached as exhibits to this Form 10-K.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K.  None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

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

4.3

Series 2012-5 Indenture Supplement, dated as of September 1, 2012, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-171922-06, as filed with the Commission on September 20, 2012, which is incorporated herein by reference).

4.4

Series 2013-1 Indenture Supplement, dated as of January 1, 2013, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on January 28, 2013, which is incorporated herein by reference).

4.5

Series 2013-3 Indenture Supplement, dated as of June 1, 2013, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on June 19, 2013, which is incorporated herein by reference).

4.6

Series 2013-4 Indenture Supplement, dated as of June 1, 2013, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on June 19, 2013, which is incorporated herein by reference).

4.7

Series 2013-5 Indenture Supplement, dated as of September 1, 2013, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on September 18, 2013, which is incorporated herein by reference).

4.8

Series 2014-1 Indenture Supplement, dated as of February 1, 2014, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 20, 2014, which is incorporated herein by reference).

4.9

Series 2014-2 Indenture Supplement, dated as of February 1, 2014, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 20, 2014, which is incorporated herein by reference).

4.10

Series 2014-4 Indenture Supplement, dated as of August 1, 2014, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on August 26, 2014, which is incorporated herein by reference).

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

99.9

Series 2012-5 Account Control Agreement, dated as of September 1, 2012, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-171922-06, as filed with the Commission on September 20, 2012, which is incorporated herein by reference).

99.10

Series 2013-1 Account Control Agreement, dated as of January 1, 2013, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on January 28, 2013, which is incorporated herein by reference).

99.11

Series 2013-3 Account Control Agreement, dated as of June 1, 2013, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on June 19, 2013, which is incorporated herein by reference).

99.12

Series 2013-4 Account Control Agreement, dated as of June 1, 2013, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on June 19, 2013, which is incorporated herein by reference).

99.13

Series 2013-5 Account Control Agreement, dated as of September 1, 2013, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on September 18, 2013, which is incorporated herein by reference).

99.14

Series 2014-1 Account Control Agreement, dated as of February 1, 2014, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on February 20, 2014, which is incorporated herein by reference).

99.15

Series 2014-2 Account Control Agreement, dated as of February 1, 2014, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on February 20, 2014, which is incorporated herein by reference).

99.16

Series 2014-4 Account Control Agreement, dated as of August 1, 2014, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on August 26, 2014, which is incorporated herein by reference).

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

Dated: March 23, 2015

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

4.3

Series 2012-5 Indenture Supplement, dated as of September 1, 2012, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-171922-06, as filed with the Commission on September 20, 2012, which is incorporated herein by reference).

4.4

Series 2013-1 Indenture Supplement, dated as of January 1, 2013, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333- 60756-04, as filed with the Commission on January 28, 2013, which is incorporated herein by reference).

4.5

Series 2013-3 Indenture Supplement, dated as of June 1, 2013, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333- 60756-04, as filed with the Commission on June 19, 2013, which is incorporated herein by reference).

4.6

Series 2013-4 Indenture Supplement, dated as of June 1, 2013, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333- 60756-04, as filed with the Commission on June 19, 2013, which is incorporated herein by reference).

4.7

Series 2013-5 Indenture Supplement, dated as of September 1, 2013, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333- 60756-04, as filed with the Commission on September 18, 2013, which is incorporated herein by reference).

4.8

Series 2014-1 Indenture Supplement, dated as of February 1, 2014, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333- 60756-04, as filed with the Commission on February 20, 2104, which is incorporated herein by reference).

4.9

Series 2014-2 Indenture Supplement, dated as of February 1, 2014, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333- 60756-04, as filed with the Commission on February 20, 2104, which is incorporated herein by reference).

4.10

Series 2014-4 Indenture Supplement, dated as of August 1, 2014, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333- 60756-04, as filed with the Commission on August 26, 2014, which is incorporated herein by reference).

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

99.9

Series 2012-5 Account Control Agreement, dated as of September 1, 2012, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-171922-06, as filed with the Commission on September 20, 2012, which is incorporated herein by reference).

99.10

Series 2013-1 Account Control Agreement, dated as of January 1, 2013, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on January 28, 2013, which is incorporated herein by reference).

99.11

Series 2013-3 Account Control Agreement, dated as of June 1, 2013, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on June 19, 2013, which is incorporated herein by reference).

99.12

Series 2013-4 Account Control Agreement, dated as of June 1, 2013, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on June 19, 2013, which is incorporated herein by reference).

99.13

Series 2013-5 Account Control Agreement, dated as of September 1, 2013, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on September 18, 2013, which is incorporated herein by reference).

99.14

Series 2014-1 Account Control Agreement, dated as of February 1, 2014, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on February 20, 2014, which is incorporated herein by reference).

99.15

Series 2014-2 Account Control Agreement, dated as of February 1, 2014, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on February 20, 2014, which is incorporated herein by reference).

99.16

Series 2014-4 Account Control Agreement, dated as of August 1, 2014, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on August 26, 2014, which is incorporated herein by reference).