Form 10-K
period 2015-12-31
FORD CREDIT FLOORPLAN MASTER OWNER TRUST A
filed 2016-03-24
CIK 1159408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Ford Credit Floorplan Master Owner Trust A

(Exact name of issuing entity as specified in its charter)

Commission File Number:   333-60756-04
Central Index Key Number: 0001159408

Ford Credit Floorplan Corporation (Exact name of depositor as specified in its charter) Commission File Number of depositor: 333-148505, 333-187623-02 Central Index Key Number: 0000872471	Ford Credit Floorplan LLC (Exact name of depositor as specified in its charter) Commission File Number of depositor: 333-148505-01, 333-187623-01 Central Index Key Number: 0001061198

Ford Motor Credit Company LLC

(Exact name of sponsor as specified in its charter)

Central Index Key Number: 0000038009

Delaware	38-6787145
(State or Other Jurisdiction of Incorporation of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

c/o U.S. Bank Trust National Association 300 Delaware Ave., 9th Floor Wilmington, Delaware	19801
(Address of Principal Executive Offices of issuing entity)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or-non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐
	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes    ☒ No

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Floorplan Master Owner Trust A (“the Trust”).  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2015 and for the period from January 1, 2015 through December 31, 2015, which Reports on Assessment are attached as exhibits to this Form 10-K.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K.  None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

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

3.2

Second Amended and Restated Limited Liability Company Agreement of Ford Credit Floorplan LLC (included in Exhibit 3.2 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).

3.3

Second Restated Certificate of Incorporation of Ford Credit Floorplan Corporation (included in Exhibit 3.3 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).

3.4

By-Laws of Ford Credit Floorplan Corporation, as amended through November 1, 2015 (included in Exhibit 3.4 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).

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

4.7

Series 2014-1 Indenture Supplement, dated as of February 1, 2014, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 20, 2014, which is incorporated herein by reference).

4.8

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

4.10

Series 2015-1 Indenture Supplement, dated as of February 1, 2015, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 11, 2015, which is incorporated herein by reference).

4.11

Series 2015-2 Indenture Supplement, dated as of February 1, 2015, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 11, 2015, which is incorporated herein by reference).

4.12

Series 2015-4 Indenture Supplement, dated as of August 1, 2015, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on August 19, 2015, which is incorporated herein by reference).

4.13

Series 2015-5 Indenture Supplement, dated as of August 1, 2015, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on August 19, 2015, which is incorporated herein by reference).

4.14

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

99.13

Series 2014-1 Account Control Agreement, dated as of February 1, 2014, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on February 20, 2014, which is incorporated herein by reference).

99.14

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

99.16

Series 2015-1 Account Control Agreement, dated as of February 1, 2015, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on February 11, 2015, which is incorporated herein by reference).

99.17

Series 2015-2 Account Control Agreement, dated as of February 1, 2015, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on February 11, 2015, which is incorporated herein by reference).

99.18

Series 2015-4 Account Control Agreement, dated as of August 1, 2015, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on August 19, 2015, which is incorporated herein by reference).

99.19

Series 2015-5 Account Control Agreement, dated as of August 1, 2015, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on August 19, 2015, which is incorporated herein by reference

(c)           Not applicable.

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

Dated: March 24, 2016

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amended and Restated Certificate of Formation of Ford Credit Floorplan LLC (included in Exhibit 3.1 to the Registration Statement No. 333-132560, as filed with the Securities and Exchange Commission (the “Commission”) on May 31, 2006, which is incorporated herein by reference).

3.2

Second Amended and Restated Limited Liability Company Agreement of Ford Credit Floorplan LLC (included in Exhibit 3.2 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).

3.3

Second Restated Certificate of Incorporation of Ford Credit Floorplan Corporation (included in Exhibit 3.3 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).

3.4

By-Laws of Ford Credit Floorplan Corporation, as amended through November 1, 2015 (included in Exhibit 3.4 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).

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

4.7

Series 2014-1 Indenture Supplement, dated as of February 1, 2014, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333- 60756-04, as filed with the Commission on February 20, 2014, which is incorporated herein by reference).

4.8

Series 2014-2 Indenture Supplement, dated as of February 1, 2014, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333- 60756-04, as filed with the Commission on February 20, 2014, which is incorporated herein by reference).

4.9

Series 2014-4 Indenture Supplement, dated as of August 1, 2014, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333- 60756-04, as filed with the Commission on August 26, 2014, which is incorporated herein by reference).

4.10

Series 2015-1 Indenture Supplement, dated as of February 1, 2015, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 11, 2015, which is incorporated herein by reference).

4.11

Series 2015-2 Indenture Supplement, dated as of February 1, 2015, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 11, 2015, which is incorporated herein by reference).

4.12

Series 2015-4 Indenture Supplement, dated as of August 1, 2015, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on August 19, 2015, which is incorporated herein by reference).

4.13

Series 2015-5 Indenture Supplement, dated as of August 1, 2015, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on August 19, 2015, which is incorporated herein by reference).

4.14

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

99.13

Series 2014-1 Account Control Agreement, dated as of February 1, 2014, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on February 20, 2014, which is incorporated herein by reference).

99.14

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

99.16

Series 2015-1 Account Control Agreement, dated as of February 1, 2015, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on February 11, 2015, which is incorporated herein by reference).

99.17

Series 2015-2 Account Control Agreement, dated as of February 1, 2015, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on February 11, 2015, which is incorporated herein by reference).

99.18

Series 2015-4 Account Control Agreement, dated as of August 1, 2015, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on August 19, 2015, which is incorporated herein by reference).

99.19

Series 2015-5 Account Control Agreement, dated as of August 1, 2015, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on August 19, 2015, which is incorporated herein by reference