Form 10-K
period 2016-12-31
FORD CREDIT FLOORPLAN MASTER OWNER TRUST A
filed 2017-03-24
CIK 1159408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2016

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Ford Credit Floorplan Master Owner Trust A

(Exact name of issuing entity as specified in its charter)

Commission File Number:   333-60756-04
(Pertaining to Registration Statement Nos. 333-187623 and 333-206773)
Central Index Key Number: 0001159408

Ford Credit Floorplan Corporation	Ford Credit Floorplan LLC
(Exact name of depositor as specified in its charter)	(Exact name of depositor as specified in its charter)
Commission File Number of depositor: 333-148505, 333-187623-02, 333-206773-02 Central Index Key Number: 0000872471	Commission File Number of depositor: 333-148505-01, 333-187623-01, 333-206773-01 Central Index Key Number: 0001061198

Ford Motor Credit Company LLC

(Exact name of sponsor as specified in its charter)
Central Index Key Number: 0000038009

Delaware	38-6787145
(State or Other Jurisdiction of Incorporation of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

c/o U.S. Bank Trust National Association 300 Delaware Ave., 9th Floor Wilmington, Delaware	19801
(Address of Principal Executive Offices of issuing entity)	(Zip Code)

(302) 576-3700

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒No

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Floorplan Master Owner Trust A (“the Trust”).  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2016 and for the period from January 1, 2016 through December 31, 2016, which Reports on Assessment are attached as exhibits to this Form 10-K.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K.  None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

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

4.3

Series 2013-4 Indenture Supplement, dated as of June 1, 2013, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on June 19, 2013, which is incorporated herein by reference).

4.4

Series 2014-2 Indenture Supplement, dated as of February 1, 2014, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 20, 2014, which is incorporated herein by reference).

4.5

Series 2014-4 Indenture Supplement, dated as of August 1, 2014, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on August 26, 2014, which is incorporated herein by reference).

4.6

Series 2015-1 Indenture Supplement, dated as of February 1, 2015, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 11, 2015, which is incorporated herein by reference).

4.7

Series 2015-2 Indenture Supplement, dated as of February 1, 2015, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 11, 2015, which is incorporated herein by reference).

4.8

Series 2015-4 Indenture Supplement, dated as of August 1, 2015, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on August 19, 2015, which is incorporated herein by reference).

4.9

Series 2015-5 Indenture Supplement, dated as of August 1, 2015, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on August 19, 2015, which is incorporated herein by reference).

4.10

Series 2016-1 Indenture Supplement, dated as of February 1, 2016, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 19, 2016, which is incorporated herein by reference).

4.11

Series 2016-3 Indenture Supplement, dated as of July 1, 2016, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on July 128, 2016, which is incorporated herein by reference).

4.12

Series 2016-4 Indenture Supplement, dated as of July 1, 2016, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on July 28, 2016, which is incorporated herein by reference).

4.13

Series 2016-5 Indenture Supplement, dated as of December 1, 2016, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on December 13, 2016, which is incorporated herein by reference).

4.14

Second Amended and Restated Trust Agreement, dated as of August 1, 2001, as amended and restated as of December 1, 2010, between the Depositors and the Owner Trustee (included in Exhibit 4.3 to the Form 8-K filed under Commission File Nos. 033-39027 and 333-57305, as filed with the Commission on February 14, 2011, which is incorporated herein by reference).

10.1

Dispute Resolution Supplement, dated as of February 1, 2016, among Ford Credit, as Seller and Servicer, Ford Credit Floorplan Corporation, as Depositor, and the Trust (included in Exhibit 10.10 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 19, 2016, which is incorporated herein by reference).

10.2

Dispute Resolution Supplement, dated as of February 1, 2016, among Ford Credit, as Seller and Servicer, Ford Credit Floorplan LLC, as Depositor, and the Trust (included in Exhibit 10.11 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 19, 2016, which is incorporated herein by reference).

10.3

Series 2016-1 Account Control Agreement, dated as of February 1, 2016, between BNYM and the Trust (included in Exhibit 10.13 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 19, 2016, which is incorporated herein by reference).

10.4

Series 2016-3 Account Control Agreement, dated as of July 1, 2016, between BNYM and the Trust (included in Exhibit 10.13 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on July 28, 2016, which is incorporated herein by reference).

10.5

Series 2016-4 Account Control Agreement, dated as of July 1, 2016, between BNYM and the Trust (included in Exhibit 10.13 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on July 28, 2016, which is incorporated herein by reference).

10.6

Series 2016-5 Account Control Agreement, dated as of December 1, 2016, between BNYM and the Trust (included in Exhibit 10.13 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on December 13, 2016, which is incorporated herein by reference).

10.7

Asset Representations Review Agreement, dated as of February 1, 2016, between Ford Credit, as Servicer, the Trust and Clayton Fixed Income Services LLC, as Asset Representations Reviewer (included in Exhibit 10.12 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 19, 2016, which is incorporated herein by reference).

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

99.9

Series 2013-4 Account Control Agreement, dated as of June 1, 2013, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on June 19, 2013, which is incorporated herein by reference).

99.10

Series 2014-2 Account Control Agreement, dated as of February 1, 2014, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on February 20, 2014, which is incorporated herein by reference).

99.11

Series 2014-4 Account Control Agreement, dated as of August 1, 2014, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on August 26, 2014, which is incorporated herein by reference).

99.12

Series 2015-1 Account Control Agreement, dated as of February 1, 2015, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on February 11, 2015, which is incorporated herein by reference).

99.13

Series 2015-2 Account Control Agreement, dated as of February 1, 2015, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on February 11, 2015, which is incorporated herein by reference).

99.14

Series 2015-4 Account Control Agreement, dated as of August 1, 2015, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on August 19, 2015, which is incorporated herein by reference).

99.15

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

Dated: March 24, 2017

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

4.3

Series 2013-4 Indenture Supplement, dated as of June 1, 2013, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on June 19, 2013, which is incorporated herein by reference).

4.4

Series 2014-2 Indenture Supplement, dated as of February 1, 2014, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 20, 2014, which is incorporated herein by reference).

4.5

Series 2014-4 Indenture Supplement, dated as of August 1, 2014, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on August 26, 2014, which is incorporated herein by reference).

4.6

Series 2015-1 Indenture Supplement, dated as of February 1, 2015, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 11, 2015, which is incorporated herein by reference).

4.7

Series 2015-2 Indenture Supplement, dated as of February 1, 2015, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 11, 2015, which is incorporated herein by reference).

4.8

Series 2015-4 Indenture Supplement, dated as of August 1, 2015, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on August 19, 2015, which is incorporated herein by reference).

4.9

Series 2015-5 Indenture Supplement, dated as of August 1, 2015, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on August 19, 2015, which is incorporated herein by reference).

4.10

Series 2016-1 Indenture Supplement, dated as of February 1, 2016, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 19, 2016, which is incorporated herein by reference).

4.11

Series 2016-3 Indenture Supplement, dated as of July 1, 2016, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on July 28, 2016, which is incorporated herein by reference).

4.12

Series 2016-4 Indenture Supplement, dated as of July 1, 2016, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on July 28, 2016, which is incorporated herein by reference).

4.13

Series 2016-5 Indenture Supplement, dated as of December 1, 2016, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on December 13, 2016, which is incorporated herein by reference).

4.14

Second Amended and Restated Trust Agreement, dated as of August 1, 2001, as amended and restated as of December 1, 2010, between the Depositors and the Owner Trustee (included in Exhibit 4.3 to the Form 8-K filed under Commission File Nos. 033-39027 and 333-57305, as filed with the Commission on February 14, 2011, which is incorporated herein by reference).

10.1

Dispute Resolution Supplement, dated as of February 1, 2016, among Ford Credit, as Seller and Servicer, Ford Credit Floorplan Corporation, as Depositor, and the Trust (included in Exhibit 10.10 to the Trust’s Form 8-K, as filed with the Commission on February 19, 2016, which is incorporated herein by reference).

10.2

Dispute Resolution Supplement, dated as of February 1, 2016, among Ford Credit, as Seller and Servicer, Ford Credit Floorplan LLC, as Depositor, and the Trust (included in Exhibit 10.11 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 19, 2016, which is incorporated herein by reference).

10.3

Series 2016-1 Account Control Agreement, dated as of February 1, 2016, between BNYM and the Trust (included in Exhibit 10.13 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 19, 2016, which is incorporated herein by reference).

10.4

Series 2016-3 Account Control Agreement, dated as of July 1, 2016, between BNYM and the Trust (included in Exhibit 10.13 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on July 28, 2016, which is incorporated herein by reference).

10.5

Series 2016-4 Account Control Agreement, dated as of July 1, 2016, between BNYM and the Trust (included in Exhibit 10.13 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on July 28, 2016, which is incorporated herein by reference).

10.6

Series 2016-5 Account Control Agreement, dated as of December 1, 2016, between BNYM and the Trust (included in Exhibit 10.13 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on December 13, 2016, which is incorporated herein by reference).

10.7

Asset Representations Review Agreement, dated as of February 1, 2016, between Ford Credit, as Servicer, the Trust and Clayton Fixed Income Services LLC, as Asset Representations Reviewer (included in Exhibit 10.12 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on February 19, 2016, which is incorporated herein by reference).

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

99.9

Series 2013-4 Account Control Agreement, dated as of June 1, 2013, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on June 19, 2013, which is incorporated herein by reference).

99.10

Series 2014-2 Account Control Agreement, dated as of February 1, 2014, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on February 20, 2014, which is incorporated herein by reference).

99.11

Series 2014-4 Account Control Agreement, dated as of August 1, 2014, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on August 26, 2014, which is incorporated herein by reference).

99.12

Series 2015-1 Account Control Agreement, dated as of February 1, 2015, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on February 11, 2015, which is incorporated herein by reference).

99.13

Series 2015-2 Account Control Agreement, dated as of February 1, 2015, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on February 11, 2015, which is incorporated herein by reference).

99.14

Series 2015-4 Account Control Agreement, dated as of August 1, 2015, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on August 19, 2015, which is incorporated herein by reference).

99.15

Series 2015-5 Account Control Agreement, dated as of August 1, 2015, between the Trust and BNYM (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on August 19, 2015, which is incorporated herein by reference