Form 10-K
period 2019-12-31
FORD CREDIT FLOORPLAN MASTER OWNER TRUST A
filed 2020-03-26
CIK 1159408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Ford Credit Floorplan Master Owner Trust A (Exact name of issuing entity as specified in its charter) Commission File Number: 333-227766 Central Index Key Number: 0001159408

Ford Credit Floorplan Corporation (Exact name of depositor as specified in its charter) Commission File Number: 333-227766-01 Central Index Key Number: 0000872471	Ford Credit Floorplan LLC (Exact name of depositor as specified in its charter) Commission File Number: 333-227766-02 Central Index Key Number: 0001061198

Ford Motor Credit Company LLC (Exact name of sponsor as specified in its charter) Central Index Key Number: 0000038009

Delaware (State or Other Jurisdiction of Incorporation of issuing entity)	38-6787145 (I.R.S. Employer Identification No. of issuing entity)
c/o U.S. Bank Trust National Association 1011 Centre Road, Suite 203 Mail Code: EX-DE-WD2D Delle Donne Corporate Center Wilmington, Delaware (Address of Principal Executive Offices of issuing entity)	19805 (Zip Code)
(800) 934-6802
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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Floorplan Master Owner Trust A (the “Trust”). Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2019 and for the period from January 1, 2019 through December 31, 2019, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K.
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

4.3
Series 2017-1 Indenture Supplement, dated as of May 1, 2017, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on May 31, 2017, which is incorporated herein by reference).

4.4
Series 2017-2 Indenture Supplement, dated as of October 1, 2017, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on October 13, 2017, which is incorporated herein by reference).

4.5
Series 2017-3 Indenture Supplement, dated as of October 1, 2017, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on October 13, 2017, which is incorporated herein by reference).

4.6
Series 2018-1 Indenture Supplement, dated as of March 1, 2018, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on March 21, 2018, which is incorporated herein by reference).

4.7
Series 2018-2 Indenture Supplement, dated as of March 1, 2018, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on March 21, 2018, which is incorporated herein by reference).

4.8
Series 2018-3 Indenture Supplement, dated as of November 1, 2018, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on November 13, 2018, which is incorporated herein by reference).

4.9
Series 2018-4 Indenture Supplement, dated as of December 1, 2018, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on December 26, 2018, which is incorporated herein by reference).

4.10
Series 2019-1 Indenture Supplement, dated as of April 1, 2019, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on April 10, 2019, which is incorporated herein by reference).

4.11
Series 2019-2 Indenture Supplement, dated as of April 1, 2019, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on April 10, 2019, which is incorporated herein by reference).

4.12
Series 2019-3 Indenture Supplement, dated as of September 1, 2019, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on September 23, 2019, which is incorporated herein by reference).

4.13
Series 2019-4 Indenture Supplement, dated as of September 1, 2019, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on September 23, 2019, which is incorporated herein by reference).

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

10.16
Series 2017-1 Account Control Agreement, dated as of May 1, 2017, between BNYM and the Trust (included in Exhibit 10.13 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on May 31, 2017, which is incorporated herein by reference).

10.17
Series 2017-2 Account Control Agreement, dated as of October 1, 2017, between BNYM and the Trust (included in Exhibit 10.13 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on October 13, 2017, which is incorporated herein by reference).

10.18
Series 2017-3 Account Control Agreement, dated as of October 1, 2017, between BNYM and the Trust (included in Exhibit 10.13 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on October 13, 2017, which is incorporated herein by reference).

10.19
Series 2018-1 Account Control Agreement, dated as of March 1, 2018, between BNYM and the Trust (included in Exhibit 10.13 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on March 21, 2018, which is incorporated herein by reference).

10.20
Series 2018-2 Account Control Agreement, dated as of March 1, 2018, between BNYM and the Trust (included in Exhibit 10.13 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on March 21, 2018, which is incorporated herein by reference).

10.21
Series 2018-3 Account Control Agreement, dated as of November 1, 2018, between BNYM and the Trust (included in Exhibit 10.13 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on November 13, 2018, which is incorporated herein by reference).

10.22
Series 2018-4 Account Control Agreement, dated as of December 1, 2018, between BNYM and the Trust (included in Exhibit 10.15 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on December 26, 2018, which is incorporated herein by reference).

10.23
Series 2019-1 Account Control Agreement, dated as of April 1, 2019, between BNYM and the Trust (included in Exhibit 10.15 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on April 10, 2019, which is incorporated herein by reference).

10.24
Series 2019-2 Account Control Agreement, dated as of April 1, 2019, between BNYM and the Trust (included in Exhibit 10.15 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on April 10, 2019, which is incorporated herein by reference).

10.25
Series 2019-3 Account Control Agreement, dated as of September 1, 2019, between BNYM and the Trust (included in Exhibit 10.15 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on September 23, 2019, which is incorporated herein by reference).

10.26
Series 2019-4 Account Control Agreement, dated as of September 1, 2019, between BNYM and the Trust (included in Exhibit 10.15 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on September 23, 2019, which is incorporated herein by reference).

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

Ford Credit Floorplan Master Owner Trust A (Issuing entity)
By: Ford Motor Credit Company LLC (Servicer)
By: /s/ Jason C. Behnke Jason C. Behnke Vice President - Assistant Treasurer (senior officer of Servicer in charge of servicing function)

March 26, 2020