Form 10-K
period 2020-12-31
FORD CREDIT FLOORPLAN MASTER OWNER TRUST A
filed 2021-03-26
CIK 1159408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a-non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐ Non-Accelerated Filer ☒	Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Floorplan Master Owner Trust A (the “Trust”). Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2020 and for the period from January 1, 2020 through December 31, 2020, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K.
Each of the BNYM Report on Assessment and the Attestation Report for BNYM identified material instances of noncompliance with the servicing criterion set forth in Item 1122(d)(2)(vii) as further described in the related reports. Ford Credit performs all servicing functions under the servicing criterion set forth in Item 1122(d)(2)(vii) with respect to Ford Credit’s Platform (as defined in Ford Credit’s Report on Assessment). BNYM does not perform any servicing functions under the servicing criterion set forth in Item 1122(d)(2)(vii) for Ford Credit’s Platform. BNYM has confirmed to the Trust that no material instances of noncompliance with respect to the servicing criterion set forth in Item 1122(d)(2)(vii) and described in the BNYM Report on Assessment and the Attestation Report for BNYM involved the servicing of the assets backing the asset-backed securities issued by the Trust or the asset-backed securities themselves.  BNYM has confirmed to the Trust that the material instances of noncompliance with respect to the servicing criterion set forth in Item 1122(d)(2)(vii) and described in the BNYM Report on Assessment and the Attestation Report for BNYM concern activities related to asset-backed securities transactions that are backed by an asset type other than the assets backing the asset-backed securities issued by the Trust.
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
(2)    Not applicable.
(3)    See Item 15(b) below.
(b)    Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Amended and Restated Certificate of Formation of Ford Credit Floorplan LLC (included in Exhibit 3.1 to the Registration Statement No. 333-206773, as filed with the Securities and Exchange Commission (the “Commission”) on November 20, 2015, which is incorporated herein by reference).
3.2	Second Amended and Restated Limited Liability Company Agreement of Ford Credit Floorplan LLC (included in Exhibit 3.2 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).
3.3	Second Restated Certificate of Incorporation of Ford Credit Floorplan Corporation (included in Exhibit 3.3 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).
3.4	By-Laws of Ford Credit Floorplan Corporation, as amended through November 1, 2015 (included in Exhibit 3.4 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).
4.1	Second Amended and Restated Indenture, dated as of August 1, 2001, as amended and restated as of December 1, 2010, between the Trust and the Indenture Trustee (included in Exhibit 4.1 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).
4.2	Series 2017-3 Indenture Supplement, dated as of October 1, 2017, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on October 13, 2017, which is incorporated herein by reference).
4.3	Series 2018-1 Indenture Supplement, dated as of March 1, 2018, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on March 21, 2018, which is incorporated herein by reference).
4.4	Series 2018-2 Indenture Supplement, dated as of March 1, 2018, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on March 21, 2018, which is incorporated herein by reference).
4.5	Series 2018-3 Indenture Supplement, dated as of November 1, 2018, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on November 13, 2018, which is incorporated herein by reference).
4.6	Series 2018-4 Indenture Supplement, dated as of December 1, 2018, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on December 26, 2018, which is incorporated herein by reference).
4.7	Series 2019-1 Indenture Supplement, dated as of April 1, 2019, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on April 10, 2019, which is incorporated herein by reference).
4.8	Series 2019-2 Indenture Supplement, dated as of April 1, 2019, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on April 10, 2019, which is incorporated herein by reference).
4.9	Series 2019-3 Indenture Supplement, dated as of September 1, 2019, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on September 23, 2019, which is incorporated herein by reference).
4.10	Series 2019-4 Indenture Supplement, dated as of September 1, 2019, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on September 23, 2019, which is incorporated herein by reference).
4.11	Series 2020-1 Indenture Supplement, dated as of September 1, 2020, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on September 21, 2020, which is incorporated herein by reference).
4.12	Series 2020-2 Indenture Supplement, dated as of September 1, 2020, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on September 21, 2020, which is incorporated herein by reference).
10.1	Second Amended and Restated Trust Agreement, dated as of August 1, 2001, as amended and restated as of December 1, 2010, between the Depositors and the Owner Trustee (included in Exhibit 10.1 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).
10.2	Fourth Amended and Restated Receivables Purchase Agreement, dated as of August 1, 2001, as amended and restated as of December 1, 2010, between Ford Credit and Ford Credit Floorplan Corporation (included in Exhibit 10.2 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).
10.3	Fourth Amended and Restated Receivables Purchase Agreement, dated as of August 1, 2001, as amended and restated as of December 1, 2010, between Ford Credit and Ford Credit Floorplan LLC (included in Exhibit 10.3 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).
10.4	Second Amended and Restated Sale and Assignment Agreement, dated as of September 13, 2018, between Ford Motor Company and Ford Credit (included in Exhibit 10.4 to the Registration Statement No. 333-227766, as filed with the Commission on November 30, 2018, which is incorporated herein by reference).

10.5	Fifth Amended and Restated Sale and Servicing Agreement, dated as of August 1, 2001, as amended and restated as of December 1, 2010, among Ford Credit Floorplan Corporation, the Servicer and the Trust (included in Exhibit 10.5 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).
10.6	Fifth Amended and Restated Sale and Servicing Agreement, dated as of August 1, 2001, as amended and restated as of December 1, 2010, among Ford Credit Floorplan LLC, the Servicer and the Trust (included in Exhibit 10.6 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).
10.7	Amended and Restated Back-up Servicing Agreement, dated as of October 1, 2009, as amended and restated as of December 1, 2010, among the Depositors, the Trust, the Back-up Servicer and the Servicer (included in Exhibit 10.7 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).
10.8	Second Amended and Restated Administration Agreement, dated as of August 1, 2001, as amended and restated as of December 1, 2010, among the Trust, the Administrator and the Indenture Trustee (included in Exhibit 10.8 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).
10.9	Dispute Resolution Supplement, dated as of February 1, 2016, among Ford Credit, as Seller and Servicer, Ford Credit Floorplan Corporation, as Depositor, and the Trust (included in Exhibit 10.6 to the Registration Statement No. 333-227766, as filed with the Commission on November 30, 2018, which is incorporated herein by reference).
10.10	Dispute Resolution Supplement, dated as of February 1, 2016, among Ford Credit, as Seller and Servicer, Ford Credit Floorplan LLC, as Depositor, and the Trust (included in Exhibit 10.9 to the Registration Statement No. 333-227766, as filed with the Commission on November 30, 2018, which is incorporated herein by reference).
10.11	Risk Retention Supplement, dated as of May 1, 2017, among Ford Credit, as Sponsor, Administrator and Servicer, Ford Credit Floorplan Corporation, as Depositor, and the Trust (included in Exhibit 10.7 to the Registration Statement No. 333-227766, as filed with the Commission on November 30, 2018, which is incorporated herein by reference).
10.12	Risk Retention Supplement, dated as of May 1, 2017, among Ford Credit, as Sponsor, Administrator and Servicer, Ford Credit Floorplan LLC, as Depositor, and the Trust (included in Exhibit 10.10 to the Registration Statement No. 333-227766, as filed with the Commission on November 30, 2018, which is incorporated herein by reference).
10.13	Asset Representations Review Agreement, dated as of February 1, 2016, between Ford Credit, as Servicer, the Trust and Clayton Fixed Income Services LLC, as Asset Representations Reviewer (included in Exhibit 10.14 to the Registration Statement No. 333-227766, as filed with the Commission on November 30, 2018, which is incorporated herein by reference).
10.14	Account Control Agreement, dated as of December 1, 2010, between BNYM and the Trust (included in Exhibit 10.9 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).
10.15	Series 2017-3 Account Control Agreement, dated as of October 1, 2017, between BNYM and the Trust (included in Exhibit 10.13 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on October 13, 2017, which is incorporated herein by reference).
10.16	Series 2018-1 Account Control Agreement, dated as of March 1, 2018, between BNYM and the Trust (included in Exhibit 10.13 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on March 21, 2018, which is incorporated herein by reference).
10.17	Series 2018-2 Account Control Agreement, dated as of March 1, 2018, between BNYM and the Trust (included in Exhibit 10.13 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on March 21, 2018, which is incorporated herein by reference).
10.18	Series 2018-3 Account Control Agreement, dated as of November 1, 2018, between BNYM and the Trust (included in Exhibit 10.13 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on November 13, 2018, which is incorporated herein by reference).
10.19	Series 2018-4 Account Control Agreement, dated as of December 1, 2018, between BNYM and the Trust (included in Exhibit 10.15 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on December 26, 2018, which is incorporated herein by reference).
10.20	Series 2019-1 Account Control Agreement, dated as of April 1, 2019, between BNYM and the Trust (included in Exhibit 10.15 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on April 10, 2019, which is incorporated herein by reference).
10.21	Series 2019-2 Account Control Agreement, dated as of April 1, 2019, between BNYM and the Trust (included in Exhibit 10.15 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on April 10, 2019, which is incorporated herein by reference).
10.22	Series 2019-3 Account Control Agreement, dated as of September 1, 2019, between BNYM and the Trust (included in Exhibit 10.15 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on September 23, 2019, which is incorporated herein by reference).
10.23	Series 2019-4 Account Control Agreement, dated as of September 1, 2019, between BNYM and the Trust (included in Exhibit 10.15 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on September 23, 2019, which is incorporated herein by reference).
10.24	Series 2020-1 Account Control Agreement, dated as of September 1, 2020, between BNYM and the Trust (included in Exhibit 10.15 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on September 21, 2020, which is incorporated herein by reference).

10.25	Series 2020-2 Account Control Agreement, dated as of September 1, 2020, between BNYM and the Trust (included in Exhibit 10.15 to the Form 8-K filed under Commission File 333-60756-04, as filed with the Commission on September 21, 2020, which is incorporated herein by reference).
31.1	Certification of Ford Credit pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for Ford Credit.
33.2	Report on Assessment of Compliance with Servicing Criteria for BNYM.
34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Ford Credit.
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to BNYM.
35.1	Servicer Compliance Statement of Ford Credit.
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

March 26, 2021