Form 10-K
period 2025-12-31
FORD CREDIT FLOORPLAN MASTER OWNER TRUST A
filed 2026-03-20
CIK 1159408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Ford Credit Floorplan Master Owner Trust A (Exact name of issuing entity as specified in its charter) Commission File Number: 333-283567 Central Index Key Number: 0001159408

Ford Credit Floorplan Corporation (Exact name of depositor as specified in its charter) Commission File Number: 333-283567-02 Central Index Key Number: 0000872471	Ford Credit Floorplan LLC (Exact name of depositor as specified in its charter) Commission File Number: 333-283567-01 Central Index Key Number: 0001061198

Ford Motor Credit Company LLC (Exact name of sponsor as specified in its charter) Central Index Key Number: 0000038009

Delaware (State or other jurisdiction of incorporation of issuing entity)	38-6787145 (I.R.S. Employer Identification No. of issuing entity)
c/o U.S. Bank Trust National Association 1011 Centre Road, Suite 203 Mail Code: EX-DE-WD2D Delle Donne Corporate Center Wilmington, Delaware (Address of principal executive offices of issuing entity)	19805 (Zip Code)
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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Floorplan Master Owner Trust A (the “Trust”). Each of the Servicing Participants has completed a report on assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2025 and for the period from January 1, 2025 through December 31, 2025, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

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
4.6
Series 2025-1 Indenture Supplement, dated as of May 1, 2025, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on May 29, 2025, which is incorporated herein by reference).

4.7
Series 2025-2 Indenture Supplement, dated as of October 1, 2025, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on October 17, 2025, which is incorporated herein by reference).

4.8	Omnibus Amendment No. 2 to Indenture Supplements (Series 2015-3, Series 2016-2, Series 2017-3, Series 2018-2, Series 2018-3, Series 2018-4, Series 2019-1, Series 2019-2, Series 2019-3, Series 2019-4, Series 2020-1 and Series 2020-2), dated as of August 4, 2021, between the Trust and BNYM, as indenture trustee (included in Exhibit 10.16 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on August 4, 2021, which is incorporated herein by reference).
10.1	Second Amended and Restated Trust Agreement, dated as of August 1, 2001, as amended and restated as of December 1, 2010, between the Depositors and the Owner Trustee (included in Exhibit 10.1 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).
10.2	Fourth Amended and Restated Receivables Purchase Agreement, dated as of August 1, 2001, as amended and restated as of December 1, 2010, between Ford Credit and Ford Credit Floorplan Corporation (included in Exhibit 10.2 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).
10.3	Fourth Amended and Restated Receivables Purchase Agreement, dated as of August 1, 2001, as amended and restated as of December 1, 2010, between Ford Credit and Ford Credit Floorplan LLC (included in Exhibit 10.3 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).
10.4	Second Amended and Restated Sale and Assignment Agreement, dated as of September 13, 2018, between Ford Motor Company and Ford Credit (included in Exhibit 10.4 to the Registration Statement No. 333-227766, as filed with the Commission on November 30, 2018, which is incorporated herein by reference).
10.5	Fifth Amended and Restated Sale and Servicing Agreement, dated as of August 1, 2001, as amended and restated as of December 1, 2010, among Ford Credit Floorplan Corporation, the Servicer and the Trust (included in Exhibit 10.5 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).
10.6	Fifth Amended and Restated Sale and Servicing Agreement, dated as of August 1, 2001, as amended and restated as of December 1, 2010, among Ford Credit Floorplan LLC, the Servicer and the Trust (included in Exhibit 10.6 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).
10.7	Amended and Restated Back-up Servicing Agreement, dated as of October 1, 2009, as amended and restated as of December 1, 2010, among the Depositors, the Trust, the Back-up Servicer and the Servicer (included in Exhibit 10.7 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).
10.8
Assignment and Assumption Agreement, dated as of April 3, 2023, among the Back-up Servicer, as Assignee, and Wells Fargo Bank, N.A., as Assignor, relating to the Amended and Restated Back-up Servicing Agreement, dated as of October 1, 2009, as amended and restated as of December 1, 2010 (included in Exhibit 10.11 to the Registration Statement No. 333-283567, as filed with the Commission on February 14, 2025), which is incorporated herein by reference.

10.9	Second Amended and Restated Administration Agreement, dated as of August 1, 2001, as amended and restated as of December 1, 2010, among the Trust, the Administrator and the Indenture Trustee (included in Exhibit 10.8 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).
10.10
Amendment, dated as of November 9, 2021, to the Second Amended and Restated Administration Agreement, dated as of August 1, 2001, as amended and restated as of December 1, 2010, among the Trust, the Administrator and the Indenture Trustee (included in Exhibit 10.12 to the Registration Statement No. 333-283567, as filed with the Commission on February 14, 2025, which is incorporated herein by reference).

10.11	Dispute Resolution Supplement, dated as of February 1, 2016, among Ford Credit, as Seller and Servicer, Ford Credit Floorplan Corporation, as Depositor, and the Trust (included in Exhibit 10.6 to the Registration Statement No. 333-227766, as filed with the Commission on November 30, 2018, which is incorporated herein by reference).
10.12	Dispute Resolution Supplement, dated as of February 1, 2016, among Ford Credit, as Seller and Servicer, Ford Credit Floorplan LLC, as Depositor, and the Trust (included in Exhibit 10.9 to the Registration Statement No. 333-227766, as filed with the Commission on November 30, 2018, which is incorporated herein by reference).
10.13	Risk Retention Supplement, dated as of May 1, 2017, among Ford Credit, as Sponsor, Administrator and Servicer, Ford Credit Floorplan Corporation, as Depositor, and the Trust (included in Exhibit 10.7 to the Registration Statement No. 333-227766, as filed with the Commission on November 30, 2018, which is incorporated herein by reference).
10.14	Risk Retention Supplement, dated as of May 1, 2017, among Ford Credit, as Sponsor, Administrator and Servicer, Ford Credit Floorplan LLC, as Depositor, and the Trust (included in Exhibit 10.10 to the Registration Statement No. 333-227766, as filed with the Commission on November 30, 2018, which is incorporated herein by reference).
10.15	Asset Representations Review Agreement, dated as of February 1, 2016, between Ford Credit, as Servicer, the Trust and Clayton Fixed Income Services LLC, as Asset Representations Reviewer (included in Exhibit 10.14 to the Registration Statement No. 333-227766, as filed with the Commission on November 30, 2018, which is incorporated herein by reference).
10.16	Account Control Agreement, dated as of December 1, 2010, between BNYM and the Trust (included in Exhibit 10.9 to the Registration Statement No. 333-206773, as filed with the Commission on November 20, 2015, which is incorporated herein by reference).
10.17	Series 2018-4 Account Control Agreement, dated as of December 1, 2018, between BNYM and the Trust (included in Exhibit 10.15 to the Trust’s Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on December 26, 2018, which is incorporated herein by reference).
10.18	Series 2020-2 Account Control Agreement, dated as of September 1, 2020, between BNYM and the Trust (included in Exhibit 10.15 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on September 21, 2020, which is incorporated herein by reference).
10.19	Series 2025-1 Account Control Agreement, dated as of May 1, 2025, between BNYM and the Trust (included in Exhibit 10.15 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on May 29, 2025, which is incorporated herein by reference).
10.20	Series 2025-2 Account Control Agreement, dated as of October 1, 2025, between BNYM and the Trust (included in Exhibit 10.15 to the Form 8-K filed under Commission File No. 333-60756-04, as filed with the Commission on October 17, 2025, which is incorporated herein by reference).
31.1	Certification of Ford Credit pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for Ford Credit.
33.2	Report on Assessment of Compliance with Servicing Criteria for BNYM.
34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Ford Credit.
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to BNYM.
35.1	Servicer Compliance Statement of Ford Credit.
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

March 20, 2026